Form 10-Q
period 1995-03-31
KEYSTONE MORTGAGE FUND
filed 1995-05-15
CIK 793038

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995  Commission File Number 0-14562
                  --------------                         -------

                  Keystone Mortgage Fund
- - ---------------------------------------------------------
 (Exact name of registrant as specified in its charter.)


      California                             95-3786580
- - ----------------------------   ----------------------------------------
  (State of Incorporation)       (I.R.S. Employer Identification No.)



11340 W. Olympic Boulevard                  90064-1661
Suite 300                              -------------------
Los Angeles, California                     (Zip Code)
- - -----------------------------
   (Address of principal
    executive offices)



Registrant's telephone number, including area code:  (310) 479-4121
                                                     --------------



Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes    X        No
                                               -----          -----

                             KEYSTONE MORTGAGE FUND

                                      INDEX


                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

   (a)  Condensed Balance Sheets, December 31, 1994 and
        March 31, 1995.                                                   3

   (b)  Condensed Statements of Income, three months
        ended, March 31, 1995 and 1994.                                   4


   (c)  Condensed Statements of Partners' Capital (Deficit)
        for the year ended December 31, 1994 and the three months
        ended March 31, 1995.                                             5

   (d)  Condensed Statements of Cash Flows, three months ended
        March 31, 1995 and 1994.                                          6

   (e)  Notes to condensed financial statements.                      7 & 8


Item 2. Management's discussion and analysis of financial
        condition and results of operations.                              9


PART II.  OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K.                           10 & 11

KEYSTONE MORTGAGE FUND, (A California Limited Partnership)

BALANCE SHEETS

                                                        December 31        March 31
ASSETS                                                     1994              1995
                                                       ------------------------------
CURRENT ASSETS
  Cash and cash equivalents                            $     97,409      $     44,011
  Short-term investments                                  2,275,573         2,421,547
  Interest receivable on trust deeds notes
  receivable                                                 18,761            13,679
  Current portion of trust deed notes receivable
  (note B)                                             $    580,508      $    573,933
                                                       ------------------------------

   TOTAL CURRENT ASSETS                                   2,972,251         3,053,170

Investment in real estate, net                            1,155,504         1,141,804
Trust deed notes receivable, net (note B)                 1,028,372         1,025,788
                                                       ------------------------------

                                                       $  5,156,127      $  5,220,762
                                                       ------------------------------
                                                       ------------------------------

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Due general partner:                                                       262,500
   Accounts payable                                    $      1,957      $      1,268
                                                       ------------------------------

   TOTAL CURRENT LIABILITIES                                  1,957           263,768

PARTNERS' CAPITAL

  General Partners                                           23,047            21,075
  Limited Partners--20,000 units
  authorized, 13,272 units outstanding                    5,131,123         4,935,919
                                                       ------------------------------
                                                          5,154,170         4,956,994
                                                       ------------------------------

                                                       $  5,156,127      $  5,220,762
                                                       ------------------------------
                                                       ------------------------------

See accompanying notes to financial statements

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

KEYSTONE MORTGAGE FUND, A California Limited Partnership


                                                               Three Months Ended
                                                                    March 31
                                                             1995              1994
                                                             ----              ----
Revenue:
  Interest on mortgage loans                             $   34,383         $ 122,690
  Interest on short-term investments                         27,419             9,409
  Rental and other revenue from
    investment in real estate                                33,254            38,293
                                                       ------------------------------
                                                             95,056           170,392

Expenses:
  Servicing related expenses                                 13,875            25,507
  Administrative and general expenses                       265,357             2,050
  Expenses related to real estate acquired
    in settlement of loans                                   13,000            15,638
                                                       ------------------------------
                                                            292,232            43,195


         NET INCOME                                       $(197,176)        $ 127,197
                                                       ------------------------------
                                                       ------------------------------

Weighted average number of
  limited partnership units
  outstanding                                                13,272            13,272
                                                       ------------------------------
                                                       ------------------------------

Net income per limited
  partnership unit                                       $   (14.86)        $    9.58
                                                       ------------------------------
                                                       ------------------------------


      See notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL

KEYSTONE MORTGAGE FUND, A California Limited Partnership


                                          General        Limited
                                          Partners       Partners         Total
                                        ----------------------------------------
Balance at December 31, 1994            $   23,047     $5,131,123     $5,154,170

  Net income three months
    ended March 31, 1995                   (1,972)      (195,204)      (197,176)
                                        ----------------------------------------
Balance at March 31, 1995               $   21,075     $4,935,919     $4,956,994
                                        ----------------------------------------
                                        ----------------------------------------

STATEMENTS OF CASH FLOWS

KEYSTONE MORTGAGE FUND, A California Limited Partnership


                                                           Three Months Ended March 31
                                                             1995              1994
                                                             ----              ----
OPERATING ACTIVITIES
  Net income (loss)                                    $  (197,176)       $   127,197

  Amortization of net origination fees                        (275)              (825)
  Depreciation expense for investment
  in real estate                                            13,700             (1,744)
  Decrease (increase) in interest
  receivable                                                 5,082
  Increase in accounts payable and
  other liabilities                                         61,811              5,171
  Decrease in other assets                                                     14,595
                                                       ------------------------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                        83,142            144,394

INVESTING ACTIVITIES:
  Decrease in trust deeds
  receivable                                                 9,434             14,996
  Sale (purchase) of short term
  investment                                              (145,974)
                                                       ------------------------------


NET CASH USED IN INVESTING
ACTIVITIES                                                (136,540)            14,996
                                                       ------------------------------

  Increase (decrease) in cash and
  cash equivalents                                         (53,398)           159,390
  Cash and cash equivalents at
  beginning of year                                         97,409          1,228,378
                                                       ------------------------------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                       $    44,011        $ 1,387,768
                                                       ------------------------------
                                                       ------------------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS

KEYSTONE MORTGAGE FUND, A California Limited Partnership



NOTE A - UNAUDITED BASIS OF PRESENTATION


The accompanying unaudited condensed financial statements have been prepared by Keystone Mortgage Fund in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary, which were of normal recurring nature, for a fair statement of the results for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Form 10-K for the year ended December 31, 1994 filed by the Company under the Securities Exchange Act of 1934.

                             KEYSTONE MORTGAGE FUND
                       (A California Limited Partnership)
                    Notes to Financial Statements, Continued


                                                         Monthly
                                                         Payment,
                                                        including      December 31       March 31
(B)    Trust Deed Notes Receivable                       interest             1994           1995
- - ------------------------------------------              -----------------------------------------
Second trust deed on an office/warehouse/
  light manufacturing facility, interest
  rate of 10.0%, due December 1, 1995                    $  6,913       $  568,716     $  562,141

First trust deed on an
  office/warehouse/light industrial
  building, interest rate 10.375%, due
  November 1, 1997                                          9,965        1,043,284      1,040,425
                                                         ----------------------------------------
                                                         ---------       1,612,000      1,602,566
Less net deferred loan origination fees                                      3,120          2,845

Less Current portion                                                       580,508        573,933
                                                                        -------------------------
                                                                        $1,028,372     $1,025,788
                                                                        -------------------------
                                                                        -------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total revenues for the three months ended March 31, 1995 decreased $75,336 or 44.2% over the comparable 1994 period. Cash flow from principal payments have been distributed to the limited partners less required reserves. These amounts represent return of capital which has caused the decrease in income producing assets the past few years.

Total expenses increased $249,037 for the three months ended March 31, 1995 over the same period March 31, 1994. Servicing related expenses decreased $11,632 and general and administrative expenses increased $263,307 for the three months ended March 31, 1995 over the same period March 31, 1994. Expenses related to real estate acquired in settlement of loans decreased $2,638 for the three months ended March 31, 1995 as compared to the same period March 31, 1994.

During the first quarter of 1995, a determination was made by the general partners to seek reimbursement for which they were otherwise entitled. The amount of general and administrative expenses were determined to be $262,500.

Net income per limited partnership unit decreased from $9.58 per unit for the three months ended March 31, 1994 to a loss of $14.86 per unit for the three months ended March 31, 1995. This decrease in unit income resulted from the decrease of earning assets and the increase in general and administrative expenses.

The Partnership's working capital decreased by $180,892 during the three months ended March 31, 1995. The Partnership has adequate working capital and cash reserves to carry on its business.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a) The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KEYSTONE MORTGAGE FUND
                                   A CALIFORNIA LIMITED PARTNERSHIP


Date:  May 3, 1995                      John P. Sullivan
       -----------                 ----------------------------------------
                                   Keystone Mortgage Company
                                   By:  John P. Sullivan, President


Date:  May 3, 1995                      John P. Sullivan
       -----------                 ----------------------------------------
                                   John P. Sullivan
                                   General Partner


Date:  May 3, 1995                      Christopher E. Turner
       -----------                 ----------------------------------------
                                   Christopher E. Turner
                                   General Partner