Form 10-Q
period 1995-06-30
KEYSTONE MORTGAGE FUND
filed 1995-07-24
CIK 793038

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED  COMMISSION FILE NUMBER
  JUNE 30, 1995            0-14562

                            ------------------------

                             KEYSTONE MORTGAGE FUND

            (Exact name of registrant as specified in its charter.)

       CALIFORNIA               95-3786580
(State of Incorporation)     (I.R.S. Employer
                           Identification No.)

    11340 W. OLYMPIC
       BOULEVARD
       SUITE 300
LOS ANGELES, CALIFORNIA         90064-1661
 (Address of principal          (Zip Code)
   executive offices)

       Registrant's telephone number, including area code: (310) 479-4121

                            ------------------------

    Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             KEYSTONE MORTGAGE FUND
                                     INDEX

                                            PAGE
                                          ---------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
  (a) Condensed Balance Sheets, December
      31, 1994 and June 30, 1995........      3
  (b) Condensed Statements of Income,
  six and three months ended,
     June 30, 1995 and 1994.............      4
  (c) Condensed Statements of Partners'
      Capital (Deficit) for the year
      ended December 31, 1994 and the
      six months ended June 30, 1995....      5
  (d) Condensed Statements of Cash
  Flows, six months ended
     June 30, 1995 and 1994.............      6
  (e) Notes to condensed financial
   statements...........................    7 & 8
Item 2.  Management's discussion and
analysis of financial condition and
        results of operations...........      9

PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form
 8-K....................................   10 & 11

                            KEYSTONE MORTGAGE FUND,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                     ASSETS

                                          DECEMBER 31    JUNE 30
                                             1994          1995
                                          -----------   ----------

CURRENT ASSETS
  Cash and cash equivalents.............  $    97,409   $   13,983
  Short-term investments................    2,275,573    2,381,403
  Interest receivable on trust deed
   notes receivable.....................       18,761       13,570
  Current portion of trust deed notes
   receivable (note B)..................      580,508      567,401
                                          -----------   ----------
    TOTAL CURRENT ASSETS................    2,972,251    2,976,357
Investment in real estate, net..........    1,155,504    1,128,804
Trust deed notes receivable, net (note
 B).....................................    1,028,372    1,022,919
                                          -----------   ----------
                                          $ 5,156,127   $5,128,080
                                          -----------   ----------
                                          -----------   ----------

                LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
  Due general partner...................                $  265,000
  Accounts payable......................  $     1,957          661
                                          -----------   ----------
    TOTAL CURRENT LIABILITIES...........        1,957      265,661
PARTNERS' CAPITAL
  General Partners......................       23,047       21,673
  Limited Partners -- 20,000 units
   authorized, 13,272 units
   outstanding..........................    5,131,123    4,840,746
                                          -----------   ----------
                                            5,154,170    4,862,419
                                          -----------   ----------
                                          $ 5,156,127   $5,128,080
                                          -----------   ----------
                                          -----------   ----------

                See accompanying notes to financial statements.

                            KEYSTONE MORTGAGE FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                           SIX MONTHS ENDED    THREE MONTHS ENDED
                                                JUNE 30             JUNE 30
                                          -------------------  ------------------
                                            1995       1994      1995      1994
                                          ---------  --------  --------  --------
Revenue:
  Interest on mortgage loans............  $  77,518  $237,783  $ 43,135  $115,093
  Interest on short-term investments....     63,794    18,742    36,375     9,333
  Rental and other revenue from
   investment in real estate............     63,577    40,920    30,323     2,627
                                          ---------  --------  --------  --------
                                            204,889   297,445   109,833   127,053
Expenses:
  Servicing related expenses............     45,722    42,472    31,847    16,965
  Administrative and general expenses...    270,522     3,179     5,165     1,129
  Expenses related to real estate
   acquired in settlement of loans......     26,000    41,462    13,000    25,824
                                          ---------  --------  --------  --------
                                            342,244    87,113    50,012    43,918
                                          ---------  --------  --------  --------
    NET INCOME (LOSS)...................  $(137,355) $210,332  $ 59,821  $ 83,135
                                          ---------  --------  --------  --------
                                          ---------  --------  --------  --------
Weighted average number of limited
 partnership units outstanding..........     13,272    13,272    13,272    13,272
                                          ---------  --------  --------  --------
                                          ---------  --------  --------  --------
Net income (loss) per limited
 partnership unit.......................  $  (10.35) $  15.85  $   4.51  $   6.26
                                          ---------  --------  --------  --------
                                          ---------  --------  --------  --------

                       See notes to financial statements.

                            KEYSTONE MORTGAGE FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL

                                          GENERAL     LIMITED
                                          PARTNERS    PARTNERS     TOTAL
                                          --------   ----------  ----------
Balance at December 31, 1994............  $ 23,047   $5,131,123  $5,154,170
Net loss six months ended June 30,
 1995...................................    (1,374)    (135,981)   (137,355)
Distributions...........................               (154,396)   (154,396)
                                          --------   ----------  ----------
Balance at June 30, 1995................  $ 21,673   $4,840,746  $4,862,419
                                          --------   ----------  ----------
                                          --------   ----------  ----------

                            KEYSTONE MORTGAGE FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                          SIX MONTHS ENDED JUNE
                                                   30
                                          ---------------------
                                            1995        1994
                                          ---------  ----------
OPERATING ACTIVITIES:
  Net income (loss).....................  $(137,355) $  210,332
  Changes in operating assets &
   liabilities:
    Decrease in interest receivable.....      5,191      14,303
    Depreciation expense for investment
     in real estate.....................     26,000
    Decrease in accounts payable........     (1,296)       (920)
    Increase in due general partners....    265,000
    Decrease in other assets............                 29,690
                                          ---------  ----------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES.......................    157,540     253,405
INVESTING ACTIVITIES:
  Decrease in trust deeds receivable....     19,260   1,710,325
  Increase in short term investments....   (105,830)
FINANCING ACTIVITIES:
  Distributions and withdrawals.........   (154,396)   (754,104)
                                          ---------  ----------
  Increase (decrease) in cash and cash
   equivalents..........................    (83,426)  1,209,626
  Cash and cash equivalents at beginning
   of year..............................     97,409   1,228,378
                                          ---------  ----------
      CASH AND CASH EQUIVALENTS AT END
       OF PERIOD........................  $  13,983  $2,438,004
                                          ---------  ----------
                                          ---------  ----------

                       See notes to financial statements.

                            KEYSTONE MORTGAGE FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -- UNAUDITED BASIS OF PRESENTATION

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

                            KEYSTONE MORTGAGE FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(B) TRUST DEED NOTES RECEIVABLE

                                           MONTHLY
                                          PAYMENT,
                                          INCLUDING   DECEMBER 31     JUNE 30
                                          INTEREST        1994          1995
                                          ---------   ------------   ----------
Second trust deed on an
 office/warehouse/light manufacturing
 facility, interest rate of 10.0%, due
 December 1, 1995.......................   $6,913      $   568,716   $  555,399
First trust deed on an
 office/warehouse/light industrial
 building, interest rate of 10.375%, due
 November 1, 1997.......................   $9,965        1,043,284    1,037,491
                                          ---------   ------------   ----------
                                          ---------
                                                         1,612,000    1,592,890
Less net deferred loan origination
 fees...................................                     3,120        2,570
Less current portion....................                   580,508      567,401
                                                      ------------   ----------
                                                       $ 1,028,372   $1,022,919
                                                      ------------   ----------
                                                      ------------   ----------

                            KEYSTONE MORTGAGE FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Total revenues for the six months ended June 30, 1995 decreased $92,556 or 31.1% over the comparable 1994 period. Total revenues for the three months ended June 30, 1995 decreased 13.5% compared to the same period ending June 30, 1994. These decreases were due to the decrease of income producing assets during the past year. Cash flow from principal payments have been distributed to the limited partners less required reserves. These amounts represent return of capital which has caused the decrease in income producing assets.

    Servicing related expenses increased 7.8% for the six months and increased 87.7% for the three months ended June 30, 1995 over the comparable periods ended June 30, 1994. General and administrative expenses increased $247,343 for the six months and increased $4,036 for the three months ended June 30, 1995 over the comparable periods ended June 30, 1994.

    During the first quarter of 1995, a determination was made by the general partners to seek reimbursement for which they were otherwise entitled. The amount of general and administrative expenses were determined to be $265,000 at June 30, 1995.

    Expenses related to real estate acquired in settlement of loans decreased 37.3% for the six months ended June 30, 1995 and decreased 49.7% for the three months ended June 30, 1995 over the comparable periods June 30, 1994.

    Net income for the six months and the three months ended June 30, 1995 decreased $347,687 for the six months and $23,314 or 28.1% for the three months ended June 30, 1995 over the same periods June 30, 1994.

    The Partnership's working capital increased by $259,598 during the six months ended June 30, 1995. The Partnership has adequate working capital and cash reserves to carry on its business.

    The Partnership continues to distribute to the Limited Partners principal repayments (less required reserves).

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KEYSTONE MORTGAGE FUND
                                          a California Limited Partnership

Date:                   , 1995                 /s/  JOHN P. SULLIVAN
                                               --------------------------------------------
                                               Keystone Mortgage Company
                                               By: John P. Sullivan, President

Date:                   , 1995                 /s/  JOHN P. SULLIVAN
                                               --------------------------------------------
                                               John P. Sullivan
                                               General Partner

Date:                   , 1995                 /s/  CHRISTOPHER E. TURNER
                                               --------------------------------------------
                                               Christopher E. Turner
                                               General Partner