Form 10-Q
period 1995-09-30
KEYSTONE MORTGAGE FUND
filed 1995-11-14
CIK 793038

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         -------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR QUARTER ENDED               COMMISSION FILE NUMBER
                SEPTEMBER 30, 1995                       0-14562


                         -------------------------------



                             KEYSTONE MORTGAGE FUND
             (Exact name of registrant as specified in its charter.)



               CALIFORNIA                              95-3786580
        (State of Incorporation)          (I.R.S. Employer Identification No.)

       11340 W. OLYMPIC BOULEVARD
                SUITE 300
         LOS ANGELES, CALIFORNIA                       90064-1661
(Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code:  (310) 479-4121


                         -------------------------------



Indicated by check mark whether the registrant (1) has filed all report required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x     No
                                        -----      -----


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             KEYSTONE MORTGAGE FUND

                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements.

    (a) Condensed Balance Sheets, December 31, 1994 and
        September 30, 1995.  . . . . . . . . . . . . . . . . . . . . . . .3

    (b) Condensed Statements of Income, three and nine months ended,
        September 30, 1995 and 1994.   . . . . . . . . . . . . . . . . . .4

    (c) Condensed Statements of Partners' Capital (Deficit)
        for the year ended December 31, 1994 and the nine
        months ended September 30, 1995.   . . . . . . . . . . . . . . . .5

    (d) Condensed Statements of Cash Flows, nine months ended
        September 30, 1995 and 1994.   . . . . . . . . . . . . . . . . . .6

    (e) Notes to condensed financial statements.   . . . . . . . . . . .7 & 8

Item 2.       Management's discussion and analysis of financial
              condition and results of operations.   . . . . . . . . . . .9


PART II.       OTHER INFORMATION

Item 6.        Exhibits and reports on Form 8-K.   . . . . . . . . . . 10 & 11

                             KEYSTONE MORTGAGE FUND,

                        A CALIFORNIA LIMITED PARTNERSHIP


                                 BALANCE SHEETS

                                     ASSETS


                                                                      DECEMBER 31         SEPTEMBER 30
                                                                         1994                 1995
                                                                         -------------------------
CURRENT ASSETS
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . $   97,409          $  10,473
     Short-term investments. . . . . . . . . . . . . . . . . . . . . . .2,275,573          2,458,670
     Interest receivable on trust deed notes receivable. . . . . . . . . . 18,761             13,534
     Current portion of trust deed notes receivable (note B) . . . . . .  580,508            582,244
                                                                       -----------------------------
          TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . .  2,972,251          3,064,921
Investment in real estate, net . . . . . . . . . . . . . . . . . . . .  1,155,504          1,115,804
Trust deed notes receivable, net (note B). . . . . . . . . . . . . . .  1,028,372            998,379
                                                                       -----------------------------
                                                                       $5,156,127         $5,179,104
                                                                       -----------------------------
                                                                       -----------------------------
                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Due general partner . . . . . . . . . . . . . . . . . . . . . . . . . .             $   267,500
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . $    1,957                661
                                                                       -----------------------------
          TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .      1,957            268,161
PARTNERS' CAPITAL
     General Partners. . . . . . . . . . . . . . . . . . . . . . . . . . . 23,047             22,159
     Limited partners - 20,000 units authorized, 13272 units
     outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . .5,131,123          4,888,784
                                                                       -----------------------------
                                                                        5,154,170          4,910,943
                                                                       -----------------------------
                                                                       $5,156,127         $5,179,104
                                                                       -----------------------------
                                                                       -----------------------------



                 See accompanying notes to financial statements.

                             KEYSTONE MORTGAGE FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                             Nine Months Ended             Three Months Ended
                                                               September 30                   September 30
                                                             ------------------------------------------------
                                                           1995            1994           1995           1994
                                                           ----            ----           ----           ----
Revenue:
    Interest on mortgage loans . . . . . . . . . . . . . $118,419       $315,766         40,901         77,983
    Interest on short-term investments . . . . . . . . .   78,068         23,168         14,274          4,426
    Rental and other revenue from investment in
    real estate. . . . . . . . . . . . . . . . . . . . .   88,997         67,798         25,420         26,878
                                                        ---------       --------        -------        -------
                                                          285,484        406,732         80,595        109,287

Expenses:
    Servicing related expenses . . . . . . . . . . . . .   39,978         51,084          7,900          8,611
    Administrative and general expenses. . . . . . . . . .275,661          3,374          5,139            195
    Expenses related to real estate acquired in
     settlement of loans   . . . . . . . . . . . . . . . . 58,676         54,462         19,032         13,001
                                                        ---------       --------        -------        -------
                                                          374,315        108,920         32,071         21,807
                                                        ---------       --------        -------        -------
          NET INCOME (LOSS). . . . . . . . . . . . . . . $(88,831)      $297,812        $48,524        $87,480
                                                        ---------       --------        -------        -------
                                                        ---------       --------        -------        -------
Weighted average number of limited partnership
    units outstanding. . . . . . . . . . . . . . . . . .   13,272         13,272         13,272         13,272
                                                        ---------       --------        -------        -------
                                                        ---------       --------        -------        -------
Net income per limited partnership unit. . . . . . . . . $  (6.69)      $  22.44        $  3.66        $  6.59
                                                        ---------       --------        -------        -------
                                                        ---------       --------        -------        -------



                        See notes to financial statements

                             KEYSTONE MORTGAGE FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNER'S CAPITAL

                                                         GENERAL         LIMITED
                                                         PARTNERS       PARTNERS          TOTAL
                                                         --------       --------          -----
Balance at December 31, 1994 . . . . . . . . . . . . . $   23,047     $5,131,123     $5,154,170
Net income nine months ended September 30, 1995. . . . .     (888)       (87,943)       (88,831)
Distributions. . . . . . . . . . . . . . . . . . . . . .                (154,396)      (154,396)
                                                       ----------     ----------     ----------
Balance as of September 30, 1995 . . . . . . . . . . . $   22,159     $4,888,784     $4,910,943
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

                             KEYSTONE MORTGAGE FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                          NINE MONTHS ENDED SEPTEMBER 30
                                                                          ------------------------------

                                                                                  1995         1994
                                                                                  ----         ----
OPERATING ACTIVITIES:
     Net Income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .    $   (88,831)   $  297,812
     Changes in operating assets & liabilities:
          Depreciation expense from investment in real estate. . . . . .         39,700
          Amortization of net origination fees . . . . . . . . . . . . .           (775)       (5,500)
          Decrease in interest and account receivable. . . . . . . . . .          5,227        25,619
          Decrease in accounts payable . . . . . . . . . . . . . . . . .         (1,296)       (1,794)
          Increase in due general partners . . . . . . . . . . . . . . .        267,500
          Decrease in other assets . . . . . . . . . . . . . . . . . . .                       43,835
                                                                            -----------    ----------
               NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . .        221,525       359,972
INVESTING ACTIVITIES:
     Decrease in trust deed receivable . . . . . . . . . . . . . . . . .         29,032     2,844,941
     Decrease in short-term investments. . . . . . . . . . . . . . . . .       (183,097)
FINANCING ACTIVITIES:
     Distributions and withdrawals . . . . . . . . . . . . . . . . . . .       (154,396)     (754,104)
                                                                            -----------    ----------
     Increase (decrease) in cash and cash equivalents. . . . . . . . . .        (86,936)    2,450,809
     Cash and cash equivalents at beginning of year. . . . . . . . . . .         97,409     1,228,378
                                                                            -----------    ----------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . .    $    10,473    $3,679,187
                                                                            -----------    ----------
                                                                            -----------    ----------


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

                             KEYSTONE MORTGAGE FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(B) TRUST DEED NOTES RECEIVABLE

                                                                      MONTHLY
                                                                      PAYMENT,
                                                                     INCLUDING     DECEMBER 31   SEPTEMBER 30
                                                                      INTEREST        1994           1995
                                                                      --------        ----           ----
Second trust deed on an office/warehouse/light manufacturing
     facility, interest rate of 10.0%, due December 1, 1995. . . . . . $6,913      $ 568,716     $ 548,488
First trust deed on an office/warehouse/light industrial
     building, interest rate of 10.375%, due November 1, 1997. . . . . $9,965      1,043,284     1,034,480
                                                                       ------     ----------     ---------
                                                                       ------
                                                                                   1,612,000     1,582,968
Less net deferred loan origination fees. . . . . . . . . . . . .                       3,120         2,345
Less current portion . . . . . . . . . . . . . . . . . . . . . .                     580,508       582,244
                                                                                  ----------     ---------
                                                                                  $1,028,372     $ 998,379
                                                                                  ----------     ---------
                                                                                  ----------     ---------

                             KEYSTONE MORTGAGE FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Total revenues for the nine months ended September 30, 1995 decreased $121,248 or 29.8% over the comparable 1994 period. Total revenues for the three months ended September 30, 1995 decreased $28,692 or 26.2% compared to the same period ending September 30, 1994. These decreases were due to the decrease of income producing assets during the past year. Cash flow from principal payments have been distributed to the limited partners less required reserves. These amounts represent return of capital which has caused the decrease in income producing assets.

     Service related expenses decreased 21.7% for the nine months and decreased 8.2% for the three months ended September 30, 1995 over the comparable periods ended September 30, 1994. General and administrative expenses increased $272,287 for the nine months and increased $4,944 for the three months ended September 30, 1995 over the comparable periods ended September 30, 1994.

     Expenses related to real estate acquired in settlement of loans increased 7.7% for the nine months ended September 30, 1995 over the same period September 30, 1994 and increased 46.4% for the three months ended September 30, 1995 over the comparable periods 1994.

     Net income for the nine months and the three months ended September 30, 1995 decreased $386,643 or 129.8% for the nine months and decreased $38,956 or 44.5% for the three months ended September 30, 1995 over the same periods September 30, 1994.

     The Partnership working capital decreased by $173,534 during the nine months ended September 30, 1995. The Partnership has adequate working capital and cash reserves to carry on its business.

     The Partnership continues to distribute to the Limited Partners principal repayments (less required reserves).

                           PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KEYSTONE MORTGAGE FUND
                                               a California Limited Partnership


          Date:                      , 1995    /s/ JOHN P. SULLIVAN
                                                --------------------------------
                                               Keystone Mortgage Company
                                               By: John P. Sullivan, President



          Date:                      , 1995    /s/ JOHN P. SULLIVAN
                                               --------------------------------
                                               John P. Sullivan
                                               General Partner



          Date:                      , 1995    /s/ CHRISTOPHER E. TURNER
                                               --------------------------------
                                               Christopher E. Turner
                                               General Partner