Form 10-Q
period 1996-03-31
KEYSTONE MORTGAGE FUND
filed 1996-05-06
CIK 793038

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                            ------------------------------


                                      FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



    FOR QUARTER ENDED                            COMMISSION FILE NUMBER
     MARCH 31, 1996                                      0-14562


                     -------------------------------------------




                                KEYSTONE MORTGAGE FUND
               (Exact name of registrant as specified in its charter.)



            CALIFORNIA                                   95-3786580
    (State of Incorporation)                (I.R.S. Employer Identification No.)

   11340 W. OLYMPIC BOULEVARD
          SUITE 300
     LOS ANGELES, CALIFORNIA                             90064-1661
(Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code:  (310) 479-4121



                       ---------------------------------------



Indicated by check mark whether the registrant (1) has filed all report required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                       -----    -----



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                KEYSTONE MORTGAGE FUND

                                        INDEX

                                                                          PAGE
                                                                          ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

    (a)  Condensed Balance Sheets, December 31, 1995
          and March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . 3

    (b)  Condensed Statements of Income, three months ended,
           March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . 4

    (c)  Condensed Statements of Partners' Capital (Deficit)
           for the year ended December 31, 1995 and the three
           months ended March 31, 1996 . . . . . . . . . . . . . . . . . . 5

    (d)  Condensed Statements of Cash Flows, three months ended
           March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . .6

    (e)  Notes to condensed financial statements. . . . . . . . . . . . .7 & 8

Item 2.    Management's discussion and analysis of financial
             condition and results of operations. . . . . . . . . . . . . .9


PART II.   OTHER INFORMATION

Item 6.    Exhibits and reports on Form 8-K . . . . . . . . . . . . . . 10 & 11

                               KEYSTONE MORTGAGE FUND,

                           A CALIFORNIA LIMITED PARTNERSHIP

                                    BALANCE SHEETS



                                        ASSETS

                                                                                             (UNAUDITED)
                                                                          *DECEMBER 31         MARCH 31
                                                                              1995               1996
                                                                            ---------------------------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $  157,848      $    26,405
   Short-term investments (market value of $1,775,183 in 1995
     and $2,006,074 in 1996) . . . . . . . . . . . . . . . . . . . . . . .   1,772,598        1,973,918
   Interest receivable on trust deed notes receivable. . . . . . . . . . .       8,917            8,889
   Other receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,000           35,000
   Current portion of trust deed notes receivable (note B) . . . . . . . .      11,894           11,983
                                                                            ---------------------------
       Total current assets. . . . . . . . . . . . . . . . . . . . . . . .   1,986,257        2,056,195

Investment in real estate, net . . . . . . . . . . . . . . . . . . . . . .   1,102,804        1,089,804
Trust deed notes receivable, net (note B). . . . . . . . . . . . . . . . .   1,017,476        1,014,492
                                                                            ---------------------------

                                                                            $4,106,537       $4,160,491
                                                                            ---------------------------
                                                                            ---------------------------

                          LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Accounts payable and other liabilities. . . . . . . . . . . . . . . . .  $      429       $      427
   Due general partner . . . . . . . . . . . . . . . . . . . . . . . . . .     270,000          272,500
                                                                            ---------------------------

       Total current liabilities . . . . . . . . . . . . . . . . . . . . .     270,429          272,927

Partners' capital:
   General Partners. . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,031           23,546
   Limited partners - authorized 20,000 units, outstanding
     13,272 units. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,813,077        3,864,018
                                                                            ---------------------------

                                                                             3,836,108        3,887,564
                                                                            ---------------------------

                                                                            $4,106,537       $4,160,491
                                                                            ---------------------------
                                                                            ---------------------------




                   See accompanying notes to financial statements. *Extracted from audited December 31, 1995 financial statements.

                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                          Three Months Ended
                                                               March 31
                                                       1996                  1995
                                                      ----------------------------
Revenue:
    Interest on mortgage loans . . . . . . . . . . .  $  26,971        $    34,383
    Interest on short-term investments . . . . . . .     30,319             27,419
    Rental and other revenue from investment in
     real estate . . . . . . . . . . . . . . . . . .     50,913             50,622
                                                      ----------------------------
                                                        108,203            112,424


Expenses:
    Servicing related expenses . . . . . . . . . . .     24,441             13,875
    Administrative and general expenses. . . . . . .      3,770            265,357
    Expenses related to real estate acquired in
     settlement of loans . . . . . . . . . . . . . .     28,536             30,368
                                                      ----------------------------
                                                         56,747            309,600

            NET INCOME (LOSS). . . . . . . . . . . .  $  51,456         $ (197,176)
                                                      ----------------------------
                                                      ----------------------------
Weighted average number of
 limited partnership
   units outstanding . . . . . . . . . . . . . . . .     13,272             13,272
                                                      ----------------------------
                                                      ----------------------------
Net income per limited
 partnership unit. . . . . . . . . . . . . . . . . .  $    3.88         $   (14.86)
                                                      ----------------------------
                                                      ----------------------------


                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF PARTNER'S CAPITAL


                                         GENERAL       LIMITED
                                         PARTNERS      PARTNERS         TOTAL
                                         --------      --------         -----
Balance at December 31, 1995 . . . . . $ 23,031      $3,813,077      $3,836,108

Net income three months
 ended March 31, 1996. . . . . . . . .      515          50,941          51,456
                                       ----------------------------------------

Balance as of March 31, 1996 . . . . . $ 23,546      $3,864,018      $3,887,564
                                       ----------------------------------------
                                       ----------------------------------------


                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS


                                                       THREE MONTHS ENDED MARCH 31
                                                          1996              1995
                                                       ---------------------------
OPERATING ACTIVITIES:
  Net Income (loss). . . . . . . . . . . . . . . . . . $  51,456         $(197,176)

    Amortization of net origination fees . . . . . . .      (275)             (275)

    Depreciation expense from investment
     in real estate. . . . . . . . . . . . . . . . . .    13,000            13,700

    Decrease in interest receivable. . . . . . . . . .        28             5,082

    Increase in accounts payable and
     other liabilities . . . . . . . . . . . . . . . .     2,498           261,811
                                                       ---------------------------

           NET CASH PROVIDED BY
           OPERATING ACTIVITIES. . . . . . . . . . . .    66,707            83,142

INVESTING ACTIVITIES:
  Decrease in trust deed receivable. . . . . . . . . .     3,170             9,434

  Purchase of short-term investments . . . . . . . . .  (201,320)         (145,974)
                                                       ---------------------------

           NET CASH USED IN
           INVESTING ACTIVITIES. . . . . . . . . . . .  (131,443)         (136,540)
                                                       ---------------------------

  Decrease in cash and
   cash equivalents. . . . . . . . . . . . . . . . . .  (131,443)          (53,398)

  Cash and cash equivalents
   at beginning of year. . . . . . . . . . . . . . . .   157,848            97,409
                                                       ---------------------------

            CASH AND CASH EQUIVALENTS
            AT END OF PERIOD . . . . . . . . . . . . . $  26,405         $  44,011
                                                       ---------------------------
                                                       ---------------------------


                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - UNAUDITED BASIS OF PRESENTATION
    The accompanying unaudited condensed financial statements have been prepared by Keystone Mortgage Fund in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary, which were of normal recurring nature, for a fair statement of the results for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Form 10-K for the year ended December 31, 1995 filed by the Company under the Securities Exchange Act of 1934.

                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(B) TRUST DEED NOTES RECEIVABLE

                                                                       MONTHLY
                                                                      PAYMENT,
                                                                      INCLUDING     DECEMBER 31     MARCH 31
                                                                      INTEREST         1995           1996
                                                                      --------         ----           ----
First trust deed on an office/warehouse/light industrial
   building, interest rate of 10.375%, due November 1, 1997 . . . . .  $9,965        $1,031,390      $1,028,220
                                                                      -------
                                                                      -------

Less net deferred loan origination fees . . . . . . . . . . . . . . .                     2,020           1,745

Less Current portion. . . . . . . . . . . . . . . . . . . . . . . . .                    11,894          11,983
                                                                                     --------------------------
                                                                                     $1,017,476      $1,014,492
                                                                                     --------------------------
                                                                                     --------------------------

                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Total revenues for the three months ended March 31, 1996 decreased $4,221 or 3.7% over the comparable 1995 period. Cash flow from principal payments have been distributed to the limited partners less required reserves. These amounts represent return of capital which has caused the decrease in income producing assets the past few years.

    Total expenses decreased $252,853 for the three months ended March 31, 1996 over the same period March 31, 1995. Servicing related expenses increased 76.2% and general and administrative expenses decreased $261,587 for the three months ended March 31, 1996 over the same period March 31, 1995. Expenses related to real estate acquired in settlement of loans decreased 6.0% for the three months ended March 31, 1996 as compared to the same period March 31, 1995.

    During the first quarter of 1995, a determination was made by the general partners to seek reimbursement for which they were otherwise entitled. The amount of general and administrative expenses were determined to be $270,000.

    Net income per limited partnership unit increased from $14.86 loss per unit for the three months ended March 31, 1995 to a profit of $3.88 per unit for the three months ended March 31, 1996. This increase in unit income resulted mainly from the reduction in general and administrative expenses.

    The Partnership working capital increased by $67,440 during the three months ended March 31, 1996. The Partnership has adequate working capital and cash reserves to carry on its business.

                             PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KEYSTONE MORTGAGE FUND
                                            a California Limited Partnership


    Date: May                     , 1996    /s/ JOHN P. SULLIVAN
                                            -----------------------------------
                                            Keystone Mortgage Company
                                            By: John P. Sullivan, President



    Date: May                     , 1996    /s/ JOHN P. SULLIVAN
                                            -----------------------------------
                                            John P. Sullivan
                                            General Partner



    Date: May                     , 1996    /s/ CHRISTOPHER E. TURNER
                                            -----------------------------------
                                            Christopher E. Turner
                                            General Partner


11