Form 10-Q
period 1996-06-30
KEYSTONE MORTGAGE FUND
filed 1996-07-22
CIK 793038

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549


                             ----------------------------


                                      FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



          FOR QUARTER ENDED                        COMMISSION FILE NUMBER
            JUNE 30, 1996                                0-14562


                             ----------------------------



                                KEYSTONE MORTGAGE FUND
               (Exact name of registrant as specified in its charter.)



            CALIFORNIA                                 95-3786580
     (State of Incorporation)              (I.R.S. Employer Identification No.)

    11340 W. OLYMPIC BOULEVARD
              SUITE 300
       LOS ANGELES, CALIFORNIA                         90064-1661
(Address of principal executive offices)               (Zip Code)


         Registrant's telephone number, including area code:  (310) 479-4121


                             ----------------------------


Indicated by check mark whether the registrant (1) has filed all report required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                KEYSTONE MORTGAGE FUND

                                        INDEX

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    (a)  Condensed Balance Sheets, December 31, 1995 and June 30, 1996 . . .3

    (b)  Condensed Statements of Income, six and three months ended,
           June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . .4

    (c)  Condensed Statements of Partners' Capital (Deficit) for the
         year ended December 31, 1995 and the six months
         ended June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . .5

    (d)  Condensed Statements of Cash Flows, six months ended
         June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . .6

    (e)  Notes to condensed financial statements . . . . . . . . . . . . .7 & 8

Item 2.       Management's discussion and analysis of financial
              condition and results of operations. . . . . . . . . . . . . .9

PART II. OTHER INFORMATION

Item 6.       Exhibits and reports on Form 8-K . . . . . . . . . . . . . 10 & 11

                                KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    BALANCE SHEETS

                                        ASSETS

                                                                                    (UNAUDITED)
                                                                     *DECEMBER 31      JUNE 30
                                                                          1995          1996
                                                                     --------------------------
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . $  157,848     $   10,896
    Short-term investments (market value of $1,775,183 in 1995
        and $1,938,848 in 1996). . . . . . . . . . . . . . . . . . .  1,772,598      1,903,052
    Interest receivable on trust deed notes receivable . . . . . . .      8,917          8,861
    Other receivable . . . . . . . . . . . . . . . . . . . . . . . .     35,000         35,000
    Current portion of trust deed notes receivable (note B). . . . .     11,894         11,993
                                                                     -------------------------

         Total current assets. . . . . . . . . . . . . . . . . . . .  1,986,257      1,969,802

Investment in real estate, net . . . . . . . . . . . . . . . . . . .  1,102,804      1,076,804
Trust deed notes receivable, net (note B). . . . . . . . . . . . . .  1,017,476      1,011,503
                                                                     -------------------------

                                                                     $4,106,537     $4,058,109
                                                                     -------------------------
                                                                     -------------------------

                       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
    Accounts payable and other liabilities . . . . . . . . . . . . . $      429     $      428
    Due general partner. . . . . . . . . . . . . . . . . . . . . . .    270,000        275,000
                                                                     -------------------------

         Total current liabilities . . . . . . . . . . . . . . . . .    270,429        275,428

Partners' capital:
    General Partners . . . . . . . . . . . . . . . . . . . . . . . .     23,031         23,882
    Limited partners - authorized 20,000 units, outstanding
        13,272 units . . . . . . . . . . . . . . . . . . . . . . . .  3,813,077      3,758,799
                                                                     -------------------------

                                                                      3,836,108      3,782,681
                                                                     -------------------------

                                                                     $4,106,537     $4,058,109
                                                                     -------------------------
                                                                     -------------------------



                   See accompanying notes to financial statements. *Extracted from audited December 31, 1995 financial statements.

                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                       Six Months Ended              Three Months Ended
                                                            June 30                        June 30
                                                     1996           1995           1996           1995
                                                   ------------------------      -------------------------
Revenue:
    Interest on mortgage loans . . . . . . . . . . $  53,860      $  77,518      $  26,889       $  43,135
    Interest on short-term investments . . . . . .    52,279         63,794         21,960          36,375
    Rental and other revenue from investment in
    real estate. . . . . . . . . . . . . . . . . .   113,170         93,577         62,257          45,323
                                                   ---------      ---------      ---------       ---------
                                                     219,309        234,889        111,106         124,833

Expenses:
    Servicing related expenses . . . . . . . . . .    43,484         45,722         19,043          31,847
    Administrative and general expenses. . . . . .     6,380        270,522          2,610           5,165
    Expenses related to real estate acquired in
     settlement of loans . . . . . . . . . . . . .    84,338         56,000         55,802          28,000
                                                   ---------      ---------      ---------       ---------
                                                     134,202        372,244         77,455          65,012

            NET INCOME (LOSS). . . . . . . . . . . $  85,107      $(137,355)     $  33,651        $ 59,821
                                                   ---------      ---------      ---------       ---------
                                                   ---------      ---------      ---------       ---------

Weighted average number of
   limited partnership units outstanding . . . . .    13,272         13,272         13,272          13,272
                                                   ---------      ---------      ---------       ---------
                                                   ---------      ---------      ---------       ---------
Net income (loss) per limited
   partnership unit. . . . . . . . . . . . . . . . $   6.41       $  (10.35)     $    2.53       $    4.51
                                                   ---------      ---------      ---------       ---------
                                                   ---------      ---------      ---------       ---------



                          See notes to financial statements

                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF PARTNER'S CAPITAL

                                              GENERAL      LIMITED
                                              PARTNERS     PARTNERS     TOTAL
                                              --------     --------     -----
Balance at December 31, 1995 . . . . . . . . $   23,031   $3,813,077  $3,836,108

Net income three months
   ended June 30, 1996 . . . . . . . . . . .        851       84,256      85,107

Distributions. . . . . . . . . . . . . . . .                (138,534)   (138,534)
                                              ----------------------------------

Balance as of June 30, 1996. . . . . . . . . $   23,882   $3,758,799  $3,782,681
                                             ----------   ----------  ----------
                                             ----------   ----------  ----------

                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS

                                                       SIX MONTHS ENDED JUNE 30
                                                           1996       1995
                                                       ------------------------
OPERATING ACTIVITIES:
  Net Income (loss). . . . . . . . . . . . . . . . . . $  85,107    $(137,355)
  Changes in operating assets & liabilities:
    Decrease in interest receivable. . . . . . . . . .        56        5,191
    Depreciation expense for investment
       in real estate. . . . . . . . . . . . . . . . .    26,000       26,000

    Decrease in accounts payable . . . . . . . . . . .        (1)      (1,296)
    Increase in due general partners . . . . . . . . .     5,000      265,000
                                                       ---------    ---------

       NET CASH PROVIDED BY
       OPERATING ACTIVITIES. . . . . . . . . . . . . .   116,162      157,540

INVESTING ACTIVITIES:
  Decrease in trust deed receivable. . . . . . . . . .     5,874       19,260
  Increase in short-term investments . . . . . . . . .  (130,454)    (105,830)
FINANCING ACTIVITIES:
  Distributions and withdrawals. . . . . . . . . . . .  (138,534)    (154,396)
                                                       ---------    ---------

  Increase (decrease) in cash and cash equivalents . .  (146,952)     (83,426)
  Cash and cash equivalents at beginning of year . . .   157,848       97,409
                                                       ---------    ---------

       CASH AND CASH EQUIVALENTS
       AT END OF PERIOD  . . . . . . . . . . . . . . . $  10,896    $  13,983
                                                       ---------    ---------
                                                       ---------    ---------



                          See notes to financial statements

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

                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(B) TRUST DEED NOTES RECEIVABLE
                                                                  MONTHLY
                                                                  PAYMENT,
                                                                  INCLUDING  DECEMBER 31    JUNE 30
                                                                  INTEREST      1995         1996
                                                                  --------      ----         ----
First trust deed on an office/warehouse/light industrial
  building, interest rate of 10.375%, due November 1, 1997 . . .    $9,965   $1,031,390   $1,024,966
                                                                  --------
                                                                  --------

Less net deferred loan origination fees. . . . . . . . . . . . .                  2,020        1,470

Less Current portion . . . . . . . . . . . . . . . . . . . . . .                 11,894       11,993
                                                                             ----------   ----------

                                                                             $1,017,476   $1,011,503
                                                                             ----------   ----------
                                                                             ----------   ----------

                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Total revenues for the six months ended June 30, 1996 increased $14,420 or 7.1% over the comparable 1995 period. Total revenues for the three months ended June 30, 1996 increased 1.2% compared to the same period ending June 30, 1995. Cash flow from principal payments have been distributed to the limited partners less required reserves. These amounts represent return of capital which has caused the decrease in income producing assets over the past few years.

    Servicing related expenses decreased 4.9% for the six months and decreased 40.2% for the three months ended June 30, 1996 over the comparable periods ended June 30, 1995. General and administrative expenses decreased $264,142 for the six months and decreased $2,655 for the three months ended June 30, 1996 over the comparable periods ended June 30, 1995.

    During the first quarter of 1995, a determination was made by the general partners to seek reimbursement for which they were otherwise entitled. The amount of general and administrative expenses were determined to be $265,000 at June 30, 1995.

    Expenses related to real estate acquired in settlement of loans increased 50.6% for the six months ended June 30, 1996 and increased 99.3% for the three months ended June 30, 1996 over the comparable periods June 30, 1995.

    Net income for the six months and the three months ended June 30, 1996 increased $222,462 for the six months and decreased $26,170 for the three months over the same periods June 30, 1995.

    The Partnership's working capital decreased by $21,454 during the six months ended June 30, 1995. The Partnership has adequate working capital and cash reserves to carry on its business.

    The Partnership continues to distribute to the Limited Partners principal repayments (less required reserves).

                             PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KEYSTONE MORTGAGE FUND
                                            a California Limited Partnership


Date:  July 22, 1996                        /s/ JOHN P. SULLIVAN
                                            -----------------------------------
                                            Keystone Mortgage Company
                                            By: John P. Sullivan, President



Date:  July 22, 1996                        /s/ JOHN P. SULLIVAN
                                            -----------------------------------
                                            John P. Sullivan
                                            General Partner



Date:  July 22, 1996                        /s/ CHRISTOPHER E. TURNER
                                            -----------------------------------
                                            Christopher E. Turner
                                            General Partner