Form 10-Q
period 1996-09-30
KEYSTONE MORTGAGE FUND
filed 1996-11-12
CIK 793038

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                               ------------------------


                                      FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



         FOR QUARTER ENDED                       COMMISSION FILE NUMBER
         SEPTEMBER 30, 1996                              0-14562


                              --------------------------



                                KEYSTONE MORTGAGE FUND
               (Exact name of registrant as specified in its charter.)



               CALIFORNIA                              95-3786580
        (State of Incorporation)           (I.R.S. Employer Identification No.)

       11340 W. OLYMPIC BOULEVARD
               SUITE 300
        LOS ANGELES, CALIFORNIA                        90064-1661
(Address of principal executive offices)               (Zip Code)


         Registrant's telephone number, including area code:  (310) 479-4121


                               ------------------------



Indicated by check mark whether the registrant (1) has filed all report required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                KEYSTONE MORTGAGE FUND

                                        INDEX




                                                                                                                     PAGE
                                                                                                                    ------
PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements.

    (a)  Condensed Balance Sheets, December 31, 1995 and September 30, 1996. . . . . . . . . . . . . . . . . . . . . .3

    (b)  Condensed Statements of Income, three and nine months ended,
         September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

    (c)  Condensed Statements of Partners' Capital (Deficit) for the year ended
         December 31, 1995 and the nine months ended September 30, 1996. . . . . . . . . . . . . . . . . . . . . . . .5

    (d)  Condensed Statements of Cash Flows, nine months ended
         September 30, 1996 and 1995.    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

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

PART II. OTHER INFORMATION

Item 6.       Exhibits and reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10 & 11


                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    BALANCE SHEETS

                                        ASSETS




                                                                                                               (UNAUDITED)
                                                                                           *DECEMBER 31       SEPTEMBER 30
                                                                                               1995                1996
                                                                                             ------------------------------
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .          $  157,848          $   10,949
    Short-term investments (market value of $1,775,183 in 1995
        and $2,189,566 in 1996). . . . . . . . . . . . . . . . . . . . . . . . . .           1,772,598           2,153,171
    Interest receivable on trust deed notes receivable . . . . . . . . . . . . . .               8,917               8,833
    Other receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              35,000              35,000
    Current portion of trust deed notes receivable (note B). . . . . . . . . . . .              11,894              11,986
                                                                                             ------------------------------

         Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,986,257           2,219,939

Investment in real estate, net . . . . . . . . . . . . . . . . . . . . . . . . . .           1,102,804             932,971
Trust deed notes receivable, net (note B). . . . . . . . . . . . . . . . . . . . .           1,017,476           1,008,446
                                                                                             ------------------------------

                                                                                            $4,106,537          $4,161,356
                                                                                             ------------------------------
                                                                                             ------------------------------


                                                      LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
    Accounts payable and other liabilities . . . . . . . . . . . . . . . . . . . .          $      429          $      424
    Due general partner. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             270,000             277,500
                                                                                             ------------------------------

         Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .             270,429             277,924

Partners' capital:
    General Partners . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              23,031              24,890
    Limited partners - authorized 20,000 units, outstanding
        13,272 units . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,813,077           3,858,542
                                                                                             ------------------------------

                                                                                             3,836,108           3,883,432
                                                                                             ------------------------------

                                                                                            $4,106,537          $4,161,356
                                                                                             ------------------------------
                                                                                             ------------------------------



                   See accompanying notes to financial statements. *Extracted from audited December 31, 1995 financial statements.

                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      CONDENSED STATEMENTS OF INCOME (UNAUDITED)




                                                                                Nine Months Ended             Three Months Ended
                                                                                   September 30                  September 30
                                                                               1995            1996          1995            1996
                                                                               --------------------          --------------------

Revenue:
    Interest on mortgage loans . . . . . . . . . . . . . . . . . . .        $118,419       $ 80,664       $ 40,901       $ 26,804
    Interest on short-term investments . . . . . . . . . . . . . . .          78,068         55,751         14,274          3,472
    Rental and other revenue from investment in real estate. . . . .         139,624        144,446         25,420         31,276
    Gain on sale of real estate. . . . . . . . . . . . . . . . . . .                         82,235                        82,235
                                                                             ---------      --------       --------       --------
                                                                             336,111        363,096         80,595        143,787


Expenses:
    Servicing related expenses . . . . . . . . . . . . . . . . . . .          39,978         45,504          7,900          2,020
    Administrative and general expenses. . . . . . . . . . . . . . .         275,661         11,863          5,139          5,483
    Expenses related to real estate acquired in
     settlement of loans . . . . . . . . . . . . . . . . . . . . . .         109,303        119,871         19,032         35,533
                                                                             ---------      --------       --------       --------
                                                                             424,942        177,238         32,071         43,036
                                                                             ---------      --------       --------       --------

            NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . .        $(88,831)      $185,858       $ 48,524       $100,751
                                                                             ---------      --------       --------       --------
                                                                             ---------      --------       --------       --------

Weighted average number of
   limited partnership units outstanding . . . . . . . . . . . . . .          13,272         13,272         13,272         13,272
                                                                             ---------      --------       --------       --------
                                                                             ---------      --------       --------       --------

Net income per limited partnership unit. . . . . . . . . . . . . . .        $  (6.69)      $  14.00       $   3.66       $   7.59
                                                                             ---------      --------       --------       --------
                                                                             ---------      --------       --------       --------


                          See notes to financial statements

                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF PARTNER'S CAPITAL

                                         GENERAL       LIMITED
                                         PARTNERS      PARTNERS        TOTAL
                                         --------      --------        -----

Balance at December 31, 1995............$   23,031    $3,813,077    $3,836,108

Net income nine months
   ended September 30, 1996.............     1,859       183,999       185,858

Distributions...........................                (138,534)     (138,534)
                                        ---------------------------------------
Balance as of September 30, 1996........$   24,890    $3,858,542    $3,883,432
                                        ----------    ----------    ----------
                                        ----------    ----------    ----------

                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS


                                                                                          NINE MONTHS ENDED SEPTEMBER 30
                                                                                             1996                 1995
                                                                                             --------------------------
OPERATING ACTIVITIES:
    Net Income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 185,858           $ (88,831)
    Changes in operating assets & liabilities:
         Depreciation expense from investment in real estate . . . . . . . . . . . . . .     37,461              39,700
         Amortization of net origination fees. . . . . . . . . . . . . . . . . . . . . .       (825)               (775)
         Decrease in interest and account receivable . . . . . . . . . . . . . . . . . .         84               5,227
         Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         (5)             (1,296)
         Increase in due general partners. . . . . . . . . . . . . . . . . . . . . . . .      7,500             267,500
                                                                                           ---------          ---------

                  NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . .    230,073             221,525

INVESTING ACTIVITIES:

    Decrease in trust deed receivable. . . . . . . . . . . . . . . . . . . . . . . . . .      9,763              29,032
    Increase in short-term investments . . . . . . . . . . . . . . . . . . . . . . . . .   (380,573)           (183,097)
    Decrease in investment in real estate. . . . . . . . . . . . . . . . . . . . . . . .    132,372

FINANCING ACTIVITIES:
    Distributions and withdrawals. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (138,534)           (154,396)
                                                                                           ---------          ---------

    Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .   (146,899)            (86,936)
    Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . . . . .    157,848              97,409
                                                                                           ---------          ---------

                  CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . .  $  10,949           $  10,473
                                                                                           ---------          ---------
                                                                                           ---------          ---------



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

                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(B) TRUST DEED NOTES RECEIVABLE


                                                                                   MONTHLY
                                                                                   PAYMENT,
                                                                                  INCLUDING   DECEMBER 31   SEPTEMBER 30
                                                                                   INTEREST      1995           1996
                                                                                   --------      ----           ----
First trust deed on an office/warehouse/light industrial
    building, interest rate of 10.375%, due November 1, 1997.....................   $9,965    $1,031,390     $1,021,627
                                                                                  --------
                                                                                  --------

Less net deferred loan origination fees...........................................                 2,020          1,195

Less Current portion..............................................................                11,894         11,986
                                                                                               ----------    ----------

                                                                                               $1,017,476    $1,008,446
                                                                                               ----------    ----------
                                                                                               ----------    ----------


                               KEYSTONE MORTGAGE FUND,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Total revenues for the nine months ended September 30, 1996 increased $26,985 or 8.1% over the comparable 1995 period. Total revenues for the three months ended September 30, 1996 increased 78.1% compared to the same period ending September 30, 1995. During the quarter ending September 30, 1996 one of the real estate units owned by The Partnership was sold resulting in a gain of $82,235. Cash flow from principal payments have been distributed to the limited partners less required reserves. These amounts represent return of capital which has caused the decrease in income producing assets over the past few years.

    Servicing related expenses increased 13.8% for the nine months and decreased 74.4% for the three months ended September 30, 1996 over the comparable periods ended September 30, 1995. General and administrative expenses decreased $263,799 for the nine months and increased 6.7% for the three months ended September 30, 1996 over the comparable periods ended September 30, 1995.

    During the first quarter of 1995, a determination was made by the general partners to seek reimbursement for which they were otherwise entitled. The amount of general and administrative expenses were determined to be $265,000 at June 30, 1995.

    Expenses related to real estate acquired in settlement of loans increased 9.7% for the nine months ended September 30, 1996 and increased 86.7% for the three months ended September 30, 1996 over the comparable period ended September 30, 1995.

    Net income for the nine months and the three months ended September 30, 1996 increased $274,690 for the nine months and increased 107.6% for the three months over the same periods September 1995.

    The Partnership's working capital increased by $226,187 during the nine months ended September 30, 1995. The Partnership has adequate working capital and cash reserves to carry on its business.

    The Partnership continues to distribute to the Limited Partners principal repayments (less required reserves).

                             PART II.  OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KEYSTONE MORTGAGE FUND
                                            a California Limited Partnership




Date:         November 12, 1996             /s/ JOHN P. SULLIVAN
                                            ----------------------------------
                                            Keystone Mortgage Company
                                            By: John P. Sullivan, President





Date:         November 12, 1996             /s/ JOHN P. SULLIVAN
                                            ----------------------------------
                                            John P. Sullivan
                                            General Partner





Date:         November 12, 1996             /s/ CHRISTOPHER E. TURNER
                                            ----------------------------------
                                            Christopher E. Turner
                                            General Partner