Form 10-K
period 1996-12-31
KEYSTONE MORTGAGE FUND
filed 1997-03-27
CIK 793038

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549


                                      FORM 10-K


                                    ANNUAL REPORT

                        PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934



                FOR THE FISCAL YEAR ENDED     COMMISSION FILE NUMBER
                    DECEMBER 31, 1996                0-14562

                              KEYSTONE MORTGAGE FUND
              (Exact name of registrant as specified in its charter.)



             CALIFORNIA                                 95-3786580
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
    of incorporation or organization)


    11340 W. OLYMPIC BOULEVARD, STE. 300
    LOS ANGELES, CALIFORNIA                                90064
   (Address of principal executive offices)              (Zip Code)


         Registrant's telephone number, including area code:  (310) 479-4121

             Securities registered pursuant to Section 12(b) of the Act:
                                         None

             Securities registered pursuant to Section 12(g) of the Act:
                        UNITS OF LIMITED PARTNERSHIP INTEREST
                                   (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----     -----
                                      1

                                  PART I

Item 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    The business of Keystone Mortgage Fund (the "Partnership") was to make loans secured by deeds of trust on improved commercial and industrial real properties. As of December 31, 1996, the Partnership had no loans outstanding as compared to $1,031,390 outstanding at December 31, 1995.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                       PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    None.

Item 6.  FINANCIAL INFORMATION.

SELECTED FINANCIAL DATA

    The following table sets forth in tabular form, selected financial data for the fiscal years 1996, 1995, 1994, 1993, and 1992:

                                         Years Ended December 31st
                           1996        1995        1994       1993       1992
                           ----        ----        ----       ----       ----
Revenues               $564,193    $496,762    $604,547   $664,578   $699,899
Net (loss) Income       362,444      (1,565)    385,502    414,914    516,032
Trust Deed Notes
     Receivable, Net          0   1,029,370   1,608,880  4,457,222  4,614,328
Total Assets          3,255,816   4,106,537   5,156,127  6,938,939  7,000,427

Net (loss) income
attributable to
limited partners
per limited
partnership unit         $27.04      ($0.12)     $28.76     $30.95     $38.52

    The following table set forth in tabular form, distributions and withdrawals for the fiscal years 1996, 1995, 1994, 1993, and 1992:

DISTRIBUTIONS              1996        1995        1994       1993          1992
-------------              ----        ----        ----       ----          ----
AND WITHDRAWALS
---------------
General Partners           None        None        None       None       $1,519

Limited Partners     $1,223,944  $1,316,497  $2,166,682   $474,877   $2,008,730


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

    The Partnership's liquidity is primarily subject to the schedule of maturities of Partnership loans and the extent of liquidity can therefore be projected with reasonable accuracy. During 1996, the Partnership's working capital increased $446,002. Management believes the Partnership has adequate working capital and cash reserves to carry on its business.

    In 1990 the decision was made to liquidate the Fund by distributing all proceeds of loan repayments to the Limited Partners as the loans mature through 1997. The investment in real estate will be held for the production of income until 1997.

    On a short-term basis, the Partnership is able to generate adequate amounts of cash to meet the Partnership's need for cash and contingencies through its receipt of monthly principal and interest payments on mortgage loans and, furthermore, as liquidity needs arise the partnership may change the frequency of cash distributions to Limited Partners.

FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

    Partnership revenue increased 13.6% in 1996 over 1995 as compared to a decrease of 17.8% in 1995 as compared to 1994. The 1996 increase was due mainly to the gain on disposition of investment in real estate. Interest earned on trust deed notes receivable continues to decrease due to the continued loan payoffs. Revenue from rental property decreased 21.5% in 1996 over 1995 primarily because of the disposition of some properties. Rental revenue increased 17.2% in 1995 as compared to 1994.

    General and administrative expenses decreased 84.4% in 1996 over 1995 and increased substantially, $274,547, in 1995 over 1994. In 1995 there was a $270,000 charge to General & Administrative expenses for the reimbursement of fund expenses to the General Partners.

    Servicing related expenses increased 11.0% in 1996 over 1995 and decreased 34.3% in 1995 as compared to 1994. Expenses related to investment in real estate decreased 28.0% in 1996 over 1995 compared to an increase of 14.1% in 1995 over 1994.

    The net income per Limited Partnership unit was determined by using a weighted average of the number of units outstanding during the applicable fiscal year. The partnership had an increase of $27.16 per limited partnership unit in 1996 over 1995 as compared to a decrease of $28.88 in 1995 over 1994.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Index to the financial statements of Keystone Mortgage Fund is included in Item 14.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

KEYSTONE MORTGAGE FUND
(A California Limited Partnership)

Financial Statements

December 31, 1996 and 1995

(With Independent Auditors' Report Thereon)

PEAT MARWICK LLP
725 South Figueroa Street
Los Angeles, CA 90017

                        INDEPENDENT AUDITORS' REPORT

The General Partners
Keystone Mortgage Fund:

We have audited the accompanying balance sheets of Keystone Mortgage Fund (a California limited partnership) as of December 31, 1996 and 1995 and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keystone Mortgage Fund as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                       KPMG PEAT MARWICK LLP (Signature)


January 22, 1997, except
   for note 7, which is as of
   February 28, 1997

                             KEYSTONE MORTGAGE FUND
                       (A California Limited Partnership)

                                Balance Sheets
                           December 31, 1996 and 1995


                                                                              1996             1995
                                                                          ------------     -----------
                     ASSETS
Current assets:
  Cash and cash equivalents                                                $   25,526      $   157,848
  Short-term investments (market value of $2,417,512 in 1996
     and $1,775,183 in 1995)                                                2,417,512        1,772,598
  Interest receivable on trust deed note receivable                                --            8,917
  Other receivable                                                                 --           35,000
  Current portion of trust deed note receivable (note 4)                           --           11,894
                                                                           ----------      -----------
        Total current assets                                                2,443,038        1,986,257
Investment in real estate, net (note 5)                                       812,778        1,102,804
Trust deed note receivable, net (note 4)                                           --        1,017,476
                                                                           ----------      -----------
                                                                           $3,225,816       $4,106,537
                                                                           ----------      -----------
                                                                           ----------      -----------

                 LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable and other liabilities                                   $    1,208              429
  Due to general partner (note 3)                                             280,000          270,000
                                                                           ----------      -----------
          Total current liabilities                                           281,208          270,429
                                                                           ----------      -----------
Partners' capital:
  General partners                                                             26,655           23,031
  Limited partners - authorized 20,000 units; outstanding 13,272
    units                                                                   2,974,953        3,813,077
                                                                           ----------      -----------
                                                                            2,974,608        3,836,108
                                                                           ----------      -----------
                                                                           $3,255,816       $4,106,537
                                                                           ----------      -----------
                                                                           ----------      -----------

See accompanying notes to financial statements.

                             KEYSTONE MORTGAGE FUND
                       (A California Limited Partnership)

                            Statements of Operations
                   Years ended December 31, 1996, 1995 and 1994

                                                                    1996                1995               1994
                                                               -------------        ------------       ------------
Revenue:
  Interest on trust deed on notes receivable                     $  90,975             $147,940             $346,013
  Investment income                                                143,598              118,183               61,689
  Rental and other revenue from investment in
    real estate                                                    181,165              230,639              196,845
  Gain on disposition of investment in real
    estate                                                         148,455                   --                   --
                                                                 ---------             --------              --------
                                                                   564,193              496,762               604,547
                                                                 ---------             --------              --------
Expenses:
  Servicing-related expenses (note 3)                               34,026               30,657                46,656
  General and administrative expenses (note 3)                      46,689              299,636                25,089
  Expenses related to investment in real estate                    121,034              168,034               147,300
                                                                 ---------             --------              --------
                                                                   201,749              498,327               219,045
                                                                 ---------             --------              --------
            Net income (loss)                                     $362,444             $ (1,565)             $385,502
                                                                 ---------             --------              --------
                                                                 ---------             --------              --------
Weighted average number of limited partnership
  units outstanding                                                 13,272               13,272                13,272
                                                                 ---------             --------              --------
                                                                 ---------             --------              --------
Net income (loss) attributable to limited
  partners per limited partnership unit                           $  27.04             $  (0.12)                28.76
                                                                 ---------             --------              --------
                                                                 ---------             --------              --------

See accompanying notes to financial statements.

                             KEYSTONE MORTGAGE FUND
                       (A California Limited Partnership)

                          Statements of Partners' Capital
                   Years ended December 31, 1996, 1995 and 1994

                                                                 GENERAL              LIMITED
                                                                 PARTNERS             PARTNERS             TOTAL
                                                               -------------        ------------       ------------
Balance at December 31, 1993                                    $   19,192           $ 6,916,158         $ 6,935,350
Net income for 1994                                                  3,855               381,647             385,502
Net distributions - $163.25 per limited
  partnership unit                                                      --            (2,166,682)         (2,166,682)
                                                                 ---------           -----------         -----------
Balance at December 31, 1994                                        23,047             5,131,123           5,154,170
Net loss for 1995                                                      (16)               (1,549)             (1,565)
Net distributions - $99.19 per limited
  partnership unit                                                      --            (1,316,497)         (1,316,497)
                                                                 ---------           -----------         -----------
Balance at December 31, 1995                                        23,031             3,813,077           3,836,108
Net income for 1996                                                  3,624               358,820             362,444
Net distributions - $92.22 per limited
  partnership unit                                                      --            (1,223,944)         (1,223,944)
                                                                 ---------           -----------         -----------
Balance at December 31, 1996                                     $  26,655           $ 2,947,953          $2,947,608
                                                                 ---------           -----------         -----------
                                                                 ---------           -----------         -----------

See accompanying notes to financial statements.

                             KEYSTONE MORTGAGE FUND
                       (A California Limited Partnership)

                            Statements of Cash Flows
                   Years ended December 31, 1996, 1995 and 1994

                                                                    1996                1995               1994
                                                               -------------        ------------       ------------
Cash flows from operating activities:
  Net income (loss)                                             $   362,444          $   (1,565)        $   385,502
  Depreciation expense for investment in real
    estate                                                               --              52,700              58,000
  Amortization of net loan origination fees                          (2,020)             (1,100)             (5,800)
  Gain on sale of investment in real estate                        (148,455)                 --                  --
  Changes in operating assets and liabilities:
    Interest receivable on trust deed notes
      receivable                                                      8,917                9,946              20,695
    Accounts payable and other liabilities                              779               (1,528)             (1,632)
    Due to general partner                                           10,000              270,000                  --
    Other                                                            35,000              (35,000)                379
                                                                -----------           ----------         -----------
               Net cash provided by operating
                 activities                                         266,665              293,453             457,144
                                                                -----------           ----------         -----------
Cash flows from investing activities:
  Collection of trust deed notes receivable                       1,031,390              580,508           2,854,142
  Proceeds from sale of investment in real
    estate                                                          438,481                   --                  --
  Purchases of short-term investments                            (2,367,190)          (5,419,781)         (4,662,573)
  Proceeds from maturities of short-term
    investments                                                   1,722,276            5,922,756           2,387,000
                                                                -----------           ----------         -----------
               Net cash provided by investing
                 activities                                         824,957            1,083,483             578,569
                                                                -----------           ----------         -----------
Cash flows from financing activities -
  distributions to partners                                      (1,223,944)          (1,316,497)         (2,166,682)
                                                                -----------           ----------         -----------
               Increase (decrease) in cash and
                 cash equivalents                                  (132,322)              60,439          (1,130,969)
Cash and cash equivalents at beginning of year                      157,848               97,409           1,228,378
                                                                -----------           ----------         -----------
Cash and cash equivalents at end of year                        $    25,526           $  157,848          $   97,409
                                                                -----------           ----------         -----------
                                                                -----------           ----------         -----------

See accompanying notes to financial statements.

                             KEYSTONE MORTGAGE FUND
                       (A California Limited Partnership)

                          Notes to Financial Statements
                            December 31, 1996 and 1995


(1)  ORGANIZATION AND PARTNERSHIP AGREEMENT

     Keystone Mortgage Fund (the Fund), a California limited partnership, was formed on April 19, 1984 for the purpose of investing in short- to intermediate-term loans secured by deeds of trust on commercial industrial real property.

     Profits and losses are generally allocated 1% to the general partners and 99% to the limited partners. To the extent property is obtained in settlement of a loan obligation, any net gain resulting from the sale of such property, determined using cost before any previous write-downs, would be allocated 24% to the general partners and 76% to the limited partners.

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

     SHORT-TERM INVESTMENTS

     The Fund invests in various bank notes and U.S. Government securities with original maturities between three months and six months. The Fund accounts for short-term investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). In accordance with SFAS 115, the Fund classifies its investment in debt securities as held-to-maturity securities and such short-term investments are stated at cost as the Fund intends to hold these securities to maturity. At December 31, 1996 and 1995, short-term investments consisted of U.S. Government agency notes with remaining maturities of less than five months. At December 31, 1996 and 1995, these securities had an unrealized gain of $0 and $2,585, respectively, and there were no unrealized loses.

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

                             KEYSTONE MORTGAGE FUND
                       (A California Limited Partnership)

                     Notes to Financial Statements, Continued

    TRUST DEED NOTE RECEIVABLE

     The trust deed note receivable is accounted for under the provisions of Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan,'' and Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.'' Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to provision for loan losses.

     ALLOWANCE FOR LOSSES ON TRUST DEED NOTE RECEIVABLE

     An analysis of the collectibility of the trust deed note receivable is performed by management on a regular basis. Management considers such factors as current economic conditions, the borrower's ability to repay and repayment performance, probability of foreclosure and estimated collateral values in determining any allowance need. Management has determined that no allowance is necessary as of December 31, 1996 and 1995.

     INVESTMENT IN REAL ESTATE

     The investment in real estate was acquired in settlement of loans. It was initially recorded at estimated fair value, less selling costs. At the time of foreclosure, any excess of cost over the estimated net fair value was accounted for as a loan charge-off and deducted from the allowance for loan losses. As of December 31, 1995, such real estate was carried at the lower of cost or net realizable value as the Fund is holding the real estate for the production of income. Depreciation was recorded based on the straight-line method and an estimated life of 20 years. As of December 31, 1996, the real estate is held for sale and is carried at the lower of cost or fair value, less estimated costs to sell, and depreciation is no longer provided in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The provisions of SFAS 121 were implemented on January 1, 1996. There was no impact to the carrying value of the real estate as a result of implementing SFAS 121 as the fair value, less estimated costs to sell exceeds the cost of the real estate.

     ORIGINATION FEES

     Fees from the origination of trust deed notes receivable and certain direct origination costs are recognized over the contractual life of such trust deed notes receivable using methods which generally produce a level-yield on the unpaid loan balance.

     INTEREST INCOME ON TRUST DEED NOTES RECEIVABLE

     Interest income on trust deed notes receivable is accrued as it is earned. Interest receivable which is deemed uncollectible is excluded from interest income. Trust deed notes receivable are placed on nonaccrual status after being delinquent 90 days. There are no notes on nonaccrual status at December 31, 1996 and 1995.

                             KEYSTONE MORTGAGE FUND
                       (A California Limited Partnership)

                     Notes to Financial Statements, Continued

     INCOME TAXES

     No provision has been made for income taxes in the accompanying financial statements, inasmuch as the liability for taxes arising from the transactions of the Fund is the responsibility of the partners.

     INCOME AND DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

     Net income and distributions per limited partnership unit are based on the net income and distributions attributable to the limited partners and the weighted average number of limited partnership units outstanding during each period.

(3)  RELATED PARTY TRANSACTIONS

     The general partners of the Fund are Keystone Mortgage Company (managing general partner), John P. Sullivan and Christopher E. Turner. Messrs. Sullivan and Turner are officers/directors of Keystone Mortgage Company. As compensation for servicing loans, the Fund pays an annual fee of 1/2 of 1% of the average outstanding loan principal balances, computed as of the end of each month, to Keystone Mortgage Company. Servicing-related expenses include approximately $4,000 in 1996, $7,000 in 1995 and $16,000 in 1994 of servicing fees paid to Keystone Mortgage Company.

     Prior to 1995, Keystone Mortgage Company did not pass through to the Fund expenses that Keystone Mortgage Company incurred related to operation of the Fund as allowed by the Fund's partnership agreement. During 1995, Keystone Mortgage Company made a decision to charge the Fund for reimbursement of such expenses incurred by Keystone Mortgage Company from inception of the Fund and, accordingly, requested payment from the Fund. The expense reimbursement totals $270,000 and is included in general and administrative expenses for the year ended December 31, 1995 in the accompanying statements of operations and in due to general partner in the accompanying balance sheets as of December 31, 1996 and 1995. Expense reimbursements totaling $10,000 relating to 1996 are included in general and administrative expenses for the year ended December 31, 1996 in the accompanying statement of operations and in due to general partner in the accompanying balance sheet as of December 31, 1996.

(4)  TRUST DEED NOTE RECEIVABLE

     Trust deed note receivable consists of the following at December 31, 1995:

     First trust deed on an office/warehouse/light industrial
       billing located in Hawthorne, California, interest rate
       of 10.375%, originally due November 1, 1997, repaid
       during 1996                                                 $1,031,390
     Less:
       Net deferred loan origination fees                               2,020
       Less current portion                                            11,894
                                                                   ----------
                                                                   $1,017,476
                                                                   ----------
                                                                   ----------

     The estimated fair value of the trust deed note receivable at December 31, 1995 is equivalent to the carrying value.

                             KEYSTONE MORTGAGE FUND
                       (A California Limited Partnership)

                     Notes to Financial Statements, Continued


(5)  INVESTMENT IN REAL ESTATE

     Investment in real estate consists of industrial condominium units located in Arizona. At December 31, 1996, the investment is held for sale and is carried at the lower of cost or fair value, less estimated costs to sell. The investment is composed of the following at December 31, 1995:

             Land                               $  260,000
             Buildings and improvements          1,040,000
                                                ----------
                                                 1,300,000
             Less:
               Accumulated depreciation            162,696
               Net realizable value allowance       34,500
                                                ----------
                                                $1,102,804
                                                ----------
                                                ----------

     Future minimum rental payments to be received under operating leases are as follows:

                      1997                      $ 92,405
                      1998                        18,410
                      Thereafter                      --
                                                --------
                                                $110,815
                                                --------
                                                --------

(6)  RECONCILIATION OF NET INCOME BETWEEN FINANCIAL
     STATEMENTS AND PARTNERSHIP TAX RETURN (UNAUDITED)

     The difference between the net income for financial reporting purposes and the net income for Federal income tax purposes per the partnership tax return is summarized as follows:

                                                        1996            1995           1994
                                                    ------------     ----------      ----------
Net income (loss) for financial reporting
  purposes                                             $362,444       $ (1,565)        $385,502
Interest revenue on mortgage loans recognized
  for financial reporting - previously
  recognized for tax purposes                            (2,020)        (3,118)          (5,800)
Difference between book and tax depreciation,
  gain on sale and net realizable value
  adjustment for investment in real estate               14,117         18,980           18,823
                                                       --------       --------         --------
      Net income for Federal income tax
        purposes                                       $374,541       $ 14,297         $398,525
                                                       --------       --------         --------
                                                       --------       --------         --------

                             KEYSTONE MORTGAGE FUND
                       (A California Limited Partnership)

                     Notes to Financial Statements, Continued


(7)  SUBSEQUENT EVENTS

     On February 28, 1997, the investment in real estate was sold to an unrelated third party for approximately $1.2 million, net of selling costs. The Fund recognized a gain of approximately $400,000 in the sale transaction during 1997. Management plans to distribute the total net assets of the Fund to the general partners and limited partners during the second quarter of 1997. Cash flows from the final distribution in liquidation of the Fund shall be distributed in accordance with capital accounts.

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

DIRECTORS AND OFFICERS

    The directors and executive officers of Keystone Mortgage Company are:

NAME                   AGE   TITLE                                 DATE OF
                                                                     APPT.

John P. Sullivan        71   President and Chairman of the Board     1957
Christopher E. Turner   63   Executive Vice President and Director   1972
Ron N. Buchanan         50   Vice President                          1978
Sandra B. Coopersmith   58   Vice President                          1975
Melinda F. Love         42   Vice President                          1984
Norma Foster            57   Vice President                          1986
John G. Sullivan        35   Vice President                          1992
Mark G. Sullivan        40   Secretary                               1984

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

Item 11.  EXECUTIVE COMPENSATION.

    Compensation for services rendered by the General Partners on behalf of the Partnership for the fiscal years 1994, 1995 and 1996 is as follows:

                        Compensation Paid or
Name of Individual      Accrued for Service                             Cash
or Group                Rendered in            1994     1995    1996    Bonus
-----------------------------------------------------------------------------
Keystone Mortgage Co.   Loan Servicing Fees   $16,000  $7,000   $4,000   None
John P. Sullivan        Management Fees       None     None     None     None
Christopher E. Turner   Management Fees       None     None     None     None

    In addition, the General Partners of the Partnership are entitled to receive certain cast distributions and allocations of income or loss. No cash distributions and allocations were made for fiscal years 1994, 1995 and 1996.

    Prior to 1995, Keystone did not pass expenses that Keystone Mortgage Company incurred relating to the operation of the Partnership as allowed by the Partnership agreement. During 1995 Keystone made a decision to charge the Partnership for such expenses from the inception of the Partnership. The expense reimbursement totals $270,000 and such amount was recorded as general and administrative expense during 1995.


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



                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

    (a) (1) The following financial statements of Keystone Mortgage Fund are in Item 8:

    Report of Independent Auditors........................................8

    Balance Sheets as of December 31, 1996 and 1995.......................9

    Statements of Operation for the Years Ended
        December 31, 1996, 1995, and 1994................................10

    Statement of Partners' Capital for the
         Years Ended December 31, 1996, 1995, and 1994...................11

    Statements of Cash Flows for the Years
         Ended December 31, 1996, 1995, and 1994.........................12

    Notes to Financial Statements........................................13

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

                                               Keystone Mortgage Fund



Date:               March    , 1997             /s/
                                           ---------------------------------
                                           Keystone Mortgage Company
                                           By: John P. Sullivan, President



Date:               March    , 1997            /s/
                                           ---------------------------------
                                           John P. Sullivan
                                           General Partner



Date:               March    , 1997           /s/
                                           --------------------------------
                                           Christopher E. Turner
                                           General Partner