Form 10-Q
period 1997-03-31
KEYSTONE MORTGAGE FUND
filed 1997-05-07
CIK 793038

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                _____________


                                 FORM 10-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended                                   Commission File Number
      March 31, 1997                                            0-14562


                                _____________


                         Keystone Mortgage Fund
         (Exact name of registrant as specified in its charter.)


       California                                         95-3786580
 (State of Incorporation)                  (I.R.S. Employer Identification No.)

      11340 W. Olympic Boulevard                               90064-1661
            Suite 300                                          (Zip Code)
      Los Angeles, California
(Address of principal executive offices)


    Registrant's telephone number, including area code: (310) 479-4121

                                _____________


Indicated by check mark whether the registrant (1) has filed all report required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes /X/ No / /

                             KEYSTONE MORTGAGE FUND

                                     INDEX

                                                                                                           Page
                                                                                                         ---------

   PART I.      FINANCIAL INFORMATION

   Item 1.      Financial Statements.

       (a)  Condensed Balance Sheets, December 31, 1996 and March 31, 1997.............................          3

       (b)  Condensed Statements of Income, three ended, March 31, 1997 and 1996.......................          4

       (c)  Condensed Statements of Partners' Capital (Deficit) for the year ended December 31, 1996
            and the three months ended March 31, 1997..................................................          5

       (d)  Condensed Statements of Cash Flows, three months ended March 31, 1997 and 1996.............          6

       (e)  Notes to condensed financial statements....................................................          7

   Item 2.      Management's discussion and analysis of financial condition and results of operations..          8


  PART II.  OTHER INFORMATION

   Item 6.  Exhibits and reports on Form 8-K...........................................................     9 & 10

                            KEYSTONE MORTGAGE FUND,
                        A California Limited Partnership

                                 BALANCE SHEETS

                                                      Assets

                                                                                                      (Unaudited)
                                                                                       *December 31     March 31
                                                                                           1996           1997
                                                                                       -------------  ------------

Current assets:

  Cash and cash equivalents..........................................................   $    25,526   $     13,200

  Short-term investments (market value of $2,417,512 in 1996 and $3,691,366 in
    1997)............................................................................     2,417,512      3,691,366
                                                                                       -------------  ------------

      Total current assets...........................................................     2,443,038      3,704,566

Investment in real estate, net.......................................................       812,778            -0-
                                                                                       -------------  ------------

                                                                                        $ 3,255,816   $  3,704,566
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                                        Liabilities and Partners' Capital

Current liabilities:

  Accounts payable and other liabilities.............................................   $     1,208   $      1,005

  Due general partner................................................................       280,000        282,500
                                                                                       -------------  ------------

      Total current liabilities......................................................       281,208        283,505
                                                                                       -------------  ------------

Partners' capital:

  General Partners...................................................................        26,655         31,120

  Limited partners--authorized 20,000 units, outstanding 13,272 units................     2,947,953      3,389,941
                                                                                       -------------  ------------

                                                                                          2,974,608      3,421,061
                                                                                       -------------  ------------

                                                                                        $ 3,255,816   $  3,704,566
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                See accompanying notes to financial statements.
        *Extracted from audited December 31, 1996 financial statements.

                            KEYSTONE MORTGAGE FUND,
                        A California Limited Partnership

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   March 31

                                                                                               1997        1996
                                                                                            ----------  ----------

Revenue:

  Interest on mortgage loans..............................................................  $      -0-  $   26,971

  Interest on short-term investments......................................................      42,736      30,319

  Rental and other revenue from investment in real estate.................................      33,227      50,913

  Gain on disposition of investment in real estate........................................     409,361
                                                                                            ----------  ----------

                                                                                               485,324     108,203

Expenses:

  Servicing related expenses..............................................................      11,654      24,441

  Administrative and general expenses.....................................................       5,150       3,770

  Expenses related to real estate acquired in settlement of loans.........................      22,067      28,536
                                                                                            ----------  ----------

                                                                                                38,871      56,747

      NET INCOME (LOSS)...................................................................  $  446,453  $   51,456
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Weighted average number of limited partnership units outstanding..........................      13,272      13,272
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Net income per limited partnership unit...................................................  $    33.64  $     3.88
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            KEYSTONE MORTGAGE FUND,
                        A California Limited Partnership

                        STATEMENTS OF PARTNER'S CAPITAL

                                                                              General     Limited
                                                                             Partners     Partners       Total
                                                                             ---------  ------------  ------------

Balance at December 31, 1996...............................................  $  26,655  $  2,947,953  $  2,974,608

Net income three months ended March 31, 1997...............................      4,465       441,988       446,453
                                                                             ---------  ------------  ------------

Balance as of March 31, 1997...............................................  $  31,120  $  3,389,941  $  3,421,061
                                                                             ---------  ------------  ------------
                                                                             ---------  ------------  ------------

                            KEYSTONE MORTGAGE FUND,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended March 31

                                                                                         1997         1996
                                                                                     ------------  ----------

OPERATING ACTIVITIES:

  Net Income...........................................................................  $    446,453  $   51,456

    Amortization of net origination fees...............................................                      (275)

    Depreciation expense from investment in real estate................................                    13,000

    Decrease in interest receivable....................................................                        28

    Increase in accounts payable and other liabilities.................................         2,297       2,498
                                                                                         ------------  ----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES........................................       448,750      66,707

INVESTING ACTIVITIES:

  Decrease in trust deed receivable....................................................                     3,170

  Proceeds from sale of investment in real estate......................................       812,778

  Purchase of short-term investments...................................................    (1,273,854)    (201,320)
                                                                                         ------------   ----------

      NET CASH USED IN INVESTING ACTIVITIES............................................      (461,076)    (198,150)
                                                                                         ------------  ----------

  Decrease in cash and cash equivalents................................................       (12,326)    (131,443)

  Cash and cash equivalents at beginning of year.......................................        25,526     157,848
                                                                                         ------------  ----------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................  $     13,200  $   26,405
                                                                                         ------------  ----------
                                                                                         ------------  ----------

                            KEYSTONE MORTGAGE FUND,
                        A California Limited Partnership

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A--UNAUDITED BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared by Keystone Mortgage Fund in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary, which were of normal recurring nature, for a fair statement of the results for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Form 10-K for the year ended December 31, 1996 filed by the Company under the Securities Exchange Act of 1934.

                            KEYSTONE MORTGAGE FUND,
                        A California Limited Partnership

              NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations
-------------------------------------------------------------------------------

    Total revenues for the three months ended March 31, 1997 increased $377,121, or 348.5%, over the comparable 1996 period. This increase was due to the gain on disposition of investment in real estate.

    Total expenses decreased 33.3% for the three months ended March 31, 1997 over the same period March 31, 1996. Servicing related expenses decreased 52.3% and general and administrative expenses increased 36.6% for the three months ended March 31, 1997 over the same period March 31, 1995. Expenses related to real estate acquired in settlement of loans decreased 22.7% for the three months ended March 31, 1997 as compared to the same period March 31, 1996.

    Net income increased $394,997, or 767.6% and net income per limited unit increased $29.76 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

    The Partnership working capital increased $1,259,231 during the three months ended March 31, 1997. The Partnership has adequate working capital and cash reserves to carry on its business.

    THE PARTNERSHIP IS IN DISSOLUTION PENDING FINAL DISPOSITION OF REMAINING ASSETS. IT IS ANTICIPATED THAT FINAL DISTRIBUTIONS WILL BE MADE ON OR ABOUT APRIL 30, 1997.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KEYSTONE MORTGAGE FUND
                                               a California Limited Partnership

Date: May 7, 1997
                                               /s/ John P. Sullivan
                                               --------------------------------------------
                                               Keystone Mortgage Company
                                               By: John P. Sullivan, President

Date: May 7, 1997
                                               /s/ John P. Sullivan
                                               --------------------------------------------
                                               John P. Sullivan
                                               General Partner

Date: May 7, 1997
                                               /s/ Christopher E. Turner
                                               --------------------------------------------
                                               Christopher E. Turner
                                               General Partner